Form 10QSB
period 1996-09-30
INTERACTION MEDIA CORP
filed 1996-11-13
CIK 1018145

--------------------
                                                          OMB APPROVAL
                                                       --------------------
                             UNITED STATES             OMB Number: 3235-0058
                   SECURITIES AND EXCHANGE COMMISSION  Expires:  May 31, 1997
                         Washington, D.C. 20549        Estimated average burden
                                                       hours per response.. 2.50
                                                       --------------------
                              FORM 12b-25
                                                       --------------------
                      NOTIFICATION OF LATE FILING        SEC FILE NUMBER
                                                           333-5166-A
                                                       --------------------

                                                       --------------------
                                                         CUSIP NUMBER
                                                           45638F 10 9
                                                       --------------------
(Check One):
  |_| Form 10-K  |_| Form 20-F   |_| Form 11-K   |X| Form 10-Q   |_| Form N-SAR


     For Period Ended: September 30, 1996
     [_] Transition Report on Form 10-K
     [_] Transition Report on Form 20-F
     [_] Transition Report on Form 11-K
     [_] Transition Report on Form 10-Q
     [_] Transition Report on Form N-SAR
     For the Transition Period Ended:___________________________

--------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type. Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
--------------------------------------------------------------------------------

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:

--------------------------------------------------------------------------------

PART I - REGISTRANT INFORMATION

INTERACTION MEDIA CORPORATION
--------------------------------------------------------------------------------
Full Name of Registrant

--------------------------------------------------------------------------------
Former Name if Applicable

1701 Ponce de Leon Boulevard
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Coral Gables, Florida 33134
--------------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12b-25(b) and (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b- 25(b), the following should be completed (Check box if appropriate)



          (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

          (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20F, 11-K, Form N-SAR, or portion thereof,
|X| will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III - NARRATIVE

State below in reasonable detail why the Form 10-K, 11-K, 10-Q, N-SAR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The Form 10-QSB could not be filed within the prescribed time period due to unforeseen difficulties arising in connection with its preparation.

                                                 (Attach Extra Sheets If Needed)
                                                                 SEC 1344 (6/94)

PART IV - OTHER INFORMATION

(1)  Name  and  telephone  number  of  person  to  contact  in  regard  to  this notification
     Harold G. Schenker                       305               446-5900
     ----------------------------------    -------------     ------------------
       (Name)                              (Area Code)       (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(D) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports) been filed? If answer is
     no, identify report(s).                 |_| Yes   |_| No

     SEE ATTACHMENT
     --------------------------------------------------------------------------

(3) Is it anticipated that any significant change in results of operations from the corresponding period for that last fiscal year will be reflected by the earnings statements to be included in the subject report or portion
     thereof?                                |_| Yes   |_| No

     If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable
     estimate of the results cannot be made:      SEE ATTACHMENT

================================================================================

                          INTERACTION MEDIA CORPORATION
                  (Name of Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  November 13, 1996             By: /s/ Harold G. Schenker
      ---------------------------        ------------------------
                                         Harold G. Schenker, Vice Chairman
                                         of the Board Cheif Execuitve Officer
                                         and Secretary

INSTRUCTION: The form may be signed by and executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidenced of the representative's authority to sign on behalf of the registrant thinned be filed with the form.

                               --------------------------------
                                          ATTENTION
--------------------------------------------------------------------------------
Intentional misstatements or omissions of fact constitute Federal Criminal Violations (See 18 U.S.C. 1001).
--------------------------------------------------------------------------------

                              GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 917 CFR 240.12b-25 of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations of the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. Electronic Filers. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T (ss.232.201 or ss.232.202 of this chapter) or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T (ss.232.13(b) of this chapter).

                          INTERACTION MEDIA CORPORATION
                             SEC File No. 333-5166-A


                  Attachment to Form 12b-25 for its Form 10-QSB
                 for the fiscal quarter ended September 30, 1996


PART IV, Item 2

Registrant was registered under the Securities and Exchange Act of 1934 (the"Act") on August 27, 1996. Accordingly this is the Registrant's first report due under the Act.

PART IV, Item 3

This is the Registrant's first report due under the Act.