Form 10QSB
period 1996-09-30
INTERACTION MEDIA CORP
filed 1996-11-19
CIK 1018145

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:_____ to _____

Commission file number: 00021023

                          INTERACTION MEDIA CORPORATION
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    65-0542810
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            1701 Ponce de Leon Boulevard, Coral Gables, Florida 33134
                    (Address of principal executive offices)

                                 (305) 446-5900
                           (Issuer's telephone number)


   (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

The number of shares of Common Stock of the issuer outstanding as of November 18, 1996 was 2,250,000.

                          INTERACTION MEDIA CORPORATION
                                TABLE OF CONTENTS

                                                                                           Page No.
                                                                                           --------
PART I. FINANCIAL INFORMATION

        Item 1 Financial Statements

        Balance Sheets as of December 31, 1995 and September 30, 1996 (unaudited)...........  3

        Statements  of  Operations  for the three  months and nine  months ended September 30, 1995 and 1996 (unaudited), and cumulative from January 1, 1995 (inception) through September 30, 1996 (unaudited)...........  4

        Statements of Cash Flows for the nine months ended
          September 30, 1995 and 1996 (unaudited), an  cumulative
          from January 1, 1995 (inception) through September 30, 1996 (unaudited)...........  5

        Notes to Financial Statements.......................................................  6


        Item 2   Plan of Operation..........................................................  7





PART II. OTHER INFORMATION

        Item 6   Exhibits and Reports on Form 8-K........................................... 11

Signatures ................................................................................. 12

                                                         InterAction Media Corporation
                                                         (A Development Stage Company)



                                                                        Balance Sheets




                                                        December 31,     September 30,
                                                               1995              1996
                                                                           (Unaudited)
--------------------------------------------------------------------------------------
Assets

Current
  Cash                                                    $    20,149    $ 2,012,207
  Accounts receivable                                           2,075         65,839
  Prepaid and other                                            11,278          4,000
--------------------------------------------------------------------------------------
Total current assets                                           33,502      2,082,046
Property and equipment                                      1,458,026      2,423,420
Other                                                          18,000         22,000
--------------------------------------------------------------------------------------
                                                          $ 1,509,528    $ 4,527,466
--------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current
  Accounts payable                                        $   309,841    $   673,110
  Accrued liabilities                                          56,224          6,611
  Deferred income                                              71,015         71,015
  Current portion of capital lease obligations                267,755        248,421
--------------------------------------------------------------------------------------
Total current liabilities                                     704,835        999,157
Notes payable                                                 200,000      1,000,000
Long-term capital lease obligations                           435,323        366,848
--------------------------------------------------------------------------------------
Total liabilities                                           1,340,158      2,366,005
--------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------
Stockholders' equity
  Common stock $.005 par value, 10,000,000 authorized,
   937,143 and 2,250,000 shares outstanding                     4,686         11,250
  Additional paid-in capital                                1,795,314      5,897,703
  Deficit accumulated during development stage             (1,630,630)    (3,747,492)
--------------------------------------------------------------------------------------
Total stockholders' equity                                    169,370      2,161,461
--------------------------------------------------------------------------------------
                                                          $ 1,509,528    $ 4,527,466
--------------------------------------------------------------------------------------

                                       See accompanying notes to financial statements.

                                       -3-

                                                                                             InterAction Media Corporation
                                                                                             (A Development Stage Company)


                                                                                                  Statements of Operations



                                                          Three Months                 Nine months          Cumulative
                                                              ended                       ended             from
                                                          September 30,               September 30,         January 1, 1995
                                                       1995          1996           1995         1996       inception)
                                                          (Unaudited)                   (Unaudited)         through
                                                                                                            September 30,
                                                                                                            1996
                                                                                                            (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Revenues                                         $        --    $        --    $        --    $        --    $        --
---------------------------------------------------------------------------------------------------------------------------
Costs and Expenses
  Selling, general and administrative                320,550        507,131        921,909      1,119,013      2,311,904
  Depreciation                                         9,342        248,854         20,737        598,723        661,157
  Research and development                            35,730         42,656         80,730        273,667        645,657
  Interest expense (income)                               --         45,951           (264)       125,459        128,774
---------------------------------------------------------------------------------------------------------------------------
Total Costs and Expenses                             365,622        844,592      1,023,112      2,116,862      3,747,492
---------------------------------------------------------------------------------------------------------------------------
Net Loss                                         $  (365,622)   $  (844,592)   $(1,023,112)   $(2,116,862)   $(3,747,492)
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Shares
  Outstanding                                        971,250      1,696,793        971,250      1,381,506             --
---------------------------------------------------------------------------------------------------------------------------
Net Loss Per Common Share                        $      (.38)   $      (.50)   $     (1.05)   $     (1.53)   $        --
---------------------------------------------------------------------------------------------------------------------------
Supplemental Net Loss
  Per Common Share                               $        --    $      (.48)   $        --    $     (1.47)   $        --
---------------------------------------------------------------------------------------------------------------------------

                                                                            See accompanying notes to financial statements.

                                                                                                       InterAction Media Corporation
                                                                                                       (A Development Stage Company)

                                                                                                            Statements of Cash Flows



                                                                                                             Cumulative from January
                                                                                         Nine Months Ended      1, 1995 (inception)
                                                                                           September 30,             through

                                                                                      1995              1996         June 30, 1996

                                                                                            (unaudited)                (unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Operating Activities:

Net Loss                                                                          $(1,023,112)       $(2,116,862)       $(3,747,492)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                                                                        20,737            598,723            661,157

   (Increase) in accounts receivable                                                   (6,616)           (63,764)           (65,839)

   (Increase) decrease in prepaid and other                                            (4,000)             7,278             (4,000)

   (Increase) in other                                                                 (8,000)            (4,000)           (22,000)

   Increase in accounts payable                                                        62,444            363,269            673,110

   (Decrease) in deferred liabilities                                                      --            (49,613)             6,611

   Increase in deferred income                                                             --                 --             71,015
------------------------------------------------------------------------------------------------------------------------------------

Total adjustments                                                                      64,565            851,893          1,320,054
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                (958,547)        (1,264,969)        (2,427,438)
------------------------------------------------------------------------------------------------------------------------------------

Investing Activities:

Capital Expenditures                                                                 (435,719)        (1,400,430)        (2,080,551)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                (435,719)        (1,400,430)        (2,080,551)
------------------------------------------------------------------------------------------------------------------------------------

Financing Activities:

Net proceeds from issuance of common stock                                          1,475,000          4,108,953          5,908,953

Notes payable                                                                              --            800,000          1,000,000

Capital lease payments                                                                     --           (251,496)          (388,757)
------------------------------------------------------------------------------------------------------------------------------------

Net cash provided from financing activities                                         1,475,000          4,657,457          6,520,196
------------------------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                   80,734          1,992,058          2,012,207

Cash at beginning of period                                                                --             20,149                 --
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $    80,734        $ 2,012,207        $ 2,012,207
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:

Capital lease obligations incurred for new equipment                              $        --        $   163,687        $ 1,004,026

Cash paid for interest                                                            $        --        $   105,347        $   105,347

Cash paid for taxes                                                               $        --        $        --        $        --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                     See accompanying notes to financial statements.

                                       -5-

                          Interaction Media Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)



1. Unaudited        The interim financial statements presented in this report
   Financial        are unaudited, but, in the opinion of management, reflect
   Statements       all adjustments (consisting only of normal recurring
                    adjustments) necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

                    These financial statements should be read in conjunction with the financial statements and notes thereto, including audited financial statements as of and for the year ended December 31, 1995 included in the registration statement on Form SB-2 of the Company which became effective on August 27, 1996.

2. Debt and         In August 1996, the Company completed an initial public
   Equity           offering of its Common Stock pursuant to which it issued
   Transactions     1,250,000 shares of Common Stock and warrants to purchase
                    1,250,000 shares of Common Stock at an exercise price of $4.40 per share, for aggregate gross proceeds of $5,125,000 and net proceeds of approximately $3,990,000.


                    In September 1996, pursuant to the underwriter's over-allotment option granted in connection with the initial public offering, the Company issued additional warrants to purchase 187,500 shares of Common Stock for gross proceeds of $18,750 and net proceeds of approximately $16,000.

3. Notes            In 1996, the Company borrowed $1,900,000 under a line of
   Payable          credit with a bank, in addition to $200,000 which was
                    outstanding at December 31, 1995. In August 1996, the
                    Company repaid $1,100,000 principal amount outstanding under such line from the proceeds of the Company's initial public offering.

Item 2. Plan Of Operation

     The following Plan of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward- looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in the Company's Prospectus dated August 27, 1996.

General

     InterAction Media Corporation (the "Company") was organized to develop and operate interactive multimedia kiosks installed on college and university campuses nationwide. The Company's kiosk unit, called IKETM (an acronym for the Interactive Kiosk Experience), combines computer touch screen technology and sophisticated audio/video capabilities to provide students, staff and visitors with an electronic, user-friendly device that disseminates information about college and university services and activities as well as advertising materials and coupons for a variety of products and services. The Company was organized in December 1994, is in the development stage and has had limited operations to date. Since its inception, the Company has been engaged principally in organizational activities, including developing a business plan, entering into contracts with schools and making arrangements with advertisers, hiring personnel, developing software, engaging in market testing activities and installing and operating kiosks on a limited number of campuses.

Business Development

     The Company's proposed plan of operation and prospects will be largely dependent upon the Company's ability to enter into agreements with a significant number of colleges and universities as well as arrangements with national and local advertisers and upon the successful operation of IKE. The Company intends to continue to actively pursue opportunities to enter into school contracts and advertising arrangements.

     The Company's currently proposed plan of operation provides for the Company's IKE(TM) kiosk unit to be installed on 135 campuses within the 12 months following the consummation of its initial public offering in August 1996 (the "IPO").

     During the three months ended September 30, 1996, the Company finalized the development of its IKE 2.0, upgraded four previously installed kiosks and commenced delivery and installation of kiosks at 11 new locations. During such period, an additional 11 kiosks were constructed and integrated for shipment. During such period, the Company entered into agreements with seven additional colleges and universities, providing for the installation of IKE kiosks on their campuses in early 1997.

     The Company has entered into arrangements with a number of national and local advertisers to date. The Company continues to add arrangements with national and local advertisers for promotions on the IKE kiosks. The Company continues to enhance its software to help ensure the reliability and enhance the functionality of IKE.

     The Company currently has 22 full-time employees, engaged in marketing, computer programming, graphic arts and administration. The Company also engages independent software developers and relies on freelance designers for multimedia promotional development for IKE.

Results of Operations

     The Company has generated no revenue to date. During the three months and nine months ended September 30, 1996, the Company incurred net losses of $844,592 and $2,116,862, respectively.

     Selling, general and administrative expenses of the Company for the three months and nine months ended September 30, 1996 increased by approximately $187,000 (58%) and $197,000 (21%), respectively, from the comparable periods of 1995. These increases were primarily due to the addition of support staff to develop and test the advertising and network software systems used for the IKE kiosks, increased IKE kiosk installation staff and significant professional fees related to the IPO.

     Research and development expense for the three months and nine months ended September 30, 1996 increased by approximately $7,000 (19%) and $193,000 (239%), respectively, from the comparable periods of 1995. These increases were due to further enhancements of the Company's network support systems for kiosk operations.

     Depreciation expense for the three months and nine months ended September 30, 1996 were approximately $249,000 and $599,000 respectively, compared to $9,300 and $21,000 during the comparable periods of 1995. This increase was primarily due to the construction of additional kiosks and the purchase of kiosk equipment.

     Interest expense for the three months and nine months ended September 30, 1996 were approximately $46,000 and $125,000, respectively, compared to no interest expense during the comparable periods of 1995. This was due to the Company's increased level of debt from that of the prior year. $1,100,000 principal amount of debt was repaid out of the proceeds of the IPO in August 1996.

Liquidity and Capital Resources

     At September 30, 1996, the Company had a deficit accumulated during the development stage of $(3,747,492), working capital of $1,082,889 and stockholders' equity of $2,161,461.

     The Company's material commitments for capital expenditures include the purchase, integration and installation of 40 additional IKE kiosks (version 3.0), currently scheduled for installation during the months of November 1996 through March 1997 in schools currently under contract with the Company. The sources of funds for these kiosks and subsequent kiosks will be the remaining net proceeds of the IPO, anticipated advertising revenue and permanent financing the Company will seek to obtain. No assurance can be given that such funds will be available to the Company.

     In August and September 1996, the Company consummated the IPO, pursuant to which it issued 1,250,000 shares of Common Stock and 1,437,500 warrants to purchase shares of Common Stock for aggregate gross proceeds of $5,143,750 and net proceeds of approximately $4,000,000. Based on the Company's currently proposed plans and assumptions relating to the implementation of its business plan, the Company plans to have IKE installed on 135 campuses within 12 months following the consummation of the IPO. The Company also anticipates, based on currently proposed plans and assumptions relating to revenues from operations (including assumptions regarding the progress and timing of installation of kiosks), that the net proceeds of the IPO, together with anticipated revenues from operations, will be sufficient to satisfy the Company's estimated cash requirements for the next 12 months. There can be no assurance that this will be the case and the Company may be required to raise additional funds during the next 12 months. The Company has no current arrangements with respect to, or sources of, additional financing, except for a Loan Agreement with Northern Trust Bank of Florida, N.A. ("Northern Trust") which expires in December 1997 and a Master Lease Agreement with Leasing Solutions, Inc. The Company is exploring alternative financing arrangements, including alternative or additional equipment lease financing and obtaining financing by granting a security interest in its previously purchased equipment. There can be no assurance that any such alternative or additional financing will be available to the Company on favorable terms or at all.

     In November 1995, the Company and Northern Trust entered into the Loan Agreement, pursuant to which Northern Trust extended a Line of Credit to the Company in the maximum amount of $1,500,000 which, as amended, expires December 31, 1997. Subsequently, the Line of Credit was increased to $2,400,000. The amounts borrowed under the Line of Credit bear interest at Northern Trust's prime rate and interest payments have been made by the Company on a monthly basis. As of September 30, 1996, $1,000,000 principal amount is outstanding under the Line of Credit which shall become due and payable on December 31, 1997. Amounts borrowed under the Line of Credit are required to be secured by liquid collateral at specified rates. Amounts currently outstanding under the Line of Credit are secured by various assets of the Chairman of the Board of Directors of the Company and Ikera Investment Corporation, a company that is controlled by the personal representatives of the estate of the Company's former President. The amounts borrowed from Northern Trust have been used as working capital for the operation of the Company's business. The Company used $1,100,000 of proceeds of the IPO to pay a portion of the Company's outstanding indebtedness to Northern Trust and a certain amount of the foregoing security was released. If there is no adverse change in the Company's financial condition and if the Company is able to provide sufficient security, of which there can be no assurance, the remaining amount of the Line of Credit may be available for future borrowings until December 31, 1997. The loan agreement with Northern Trust provides that the Company may not incur additional debt in excess of $100,000 without the consent of Northern Trust.

     In July 1995, the Company entered into a Master Lease Agreement with Leasing Solutions, Inc. pursuant to which the Company finances the acquisition of its kiosk equipment. The amount financed under this lease as of September 30, 1996 was approximately $615,269. The agreement has a term of three years which automatically extends for successive 30 day periods after its expiration unless either party gives the other party written notice at least 90 days prior to the expiration of the original term or extended term, as the case may be. The agreement provides that the Company's obligations under the Master Lease Agreement must be secured by letters of credit in the aggregate amount of not less than 30% or more than 36% of the cost of the equipment.

     For the nine months ended September 30, 1996, net cash used in operations was approximately $1,265,000. This was primarily attributable to a net loss of approximately $2,117,000 less depreciation of approximately $599,000 net of an increase in accounts payable of approximately $363,000.

     For the nine months ended September 30, 1996, net cash used in investing activities was approximately $1,400,000. This was primarily attributable to the purchase of kiosks and related equipment.

     For the nine months ended September 30, 1996, net cash used in financing activities was approximately $4,657,000. This consisted primarily of net proceeds from the issuance of common stock of approximately $4,109,000, the proceeds of notes payable financing of approximately $800,000, less capital lease payments of approximately $251,000.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K


     a.   Exhibits

          Exhibit 27. Financial Data Schedule

     b.   Reports on Form 8-K

          No reports on Form 8-K were filed during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTERACTION MEDIA CORPORATION


Date:   November 18, 1996              By:/s/ Michael Burnstine
                                          -------------------------
                                          Michael Burnstine
                                          President, Chief Operating Officer,
                                          Chief Financial Officer and Treasurer