Form 10KSB
period 1996-12-31
INTERACTION MEDIA CORP
filed 1997-04-15
CIK 1018145

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1996

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from            to
                               -----------  -----------

Commission file number 000221023
                       ---------

                          INTERACTION MEDIA CORPORATION
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

     Delaware                                                  65-0542810
-------------------------------                             -------------------
(State or Other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1701 Ponce de Leon Boulevard, Coral Gables, Florida              33134
----------------------------------------------------           ----------
(Address of Principal Executive Offices)                       (Zip Code)

                                 (305) 446-5900
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

                                                         Name of Each Exchange
Title of each class                                      on Which Registered
-------------------                                      ---------------------
       None                                                 Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.005 par value
                          -----------------------------
                                (Title of Class)

                         Common Stock Purchase Warrants
                         ------------------------------
                                (Title of Class)

                           Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X   No
            ---    ---
                           Check if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                           The issuer's revenues for the fiscal year ended
December 31,1996 were: $416,113.

                           The aggregate market value of the voting stock held
by non- affiliates of the registrant (based upon the closing sale price) on April 1, 1997 was approximately $3,853,432.

                           As of April 1, 1997, 2,250,000 shares of Common
Stock, par value $.005 per share, were outstanding.

                    Transitional Small Business Disclosure Format (check one):

                                    Yes    No X
                                       ---   ---

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE



                                TABLE OF CONTENTS

                                                                                                   Page
                                                                                                   ----

                                                      PART I

Item 1.     Description of Business...............................................................    1
Item 2.     Description of Property...............................................................    9
Item 3.     Legal Proceedings.....................................................................    9
Item 4.     Submission of Matters to a Vote of Security-Holders...................................    9


                                                      PART II

Item 5.     Market for Common Equity and Related Stock Holder Matters..............................  10
Item 6.     Plan of Operation......................................................................  10
Item 7.     Financial Statements ..................................................................  14
Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure....................................................  14


                                                     PART III

Item 9.     Directors, Executive Officers, Promoters
            and Control Persons; Compliance with Section 16(a)
            of the Exchange Act ...................................................................  16
Item 10     Executive Compensation.................................................................  17
Item 11     Security Ownership of Certain Beneficial Owners and Management.........................  21
Item 12     Certain Relationships and Related Transactions.........................................  23
Item 13     Exhibits, List and Reports on Form 8-K.................................................  24

                                     PART I

Item 1.  Business
-------  --------
                  InterAction Media Corporation (the "Company") was organized to develop and operate interactive multimedia kiosks installed on college and university campuses nationwide. The Company's kiosk unit, called IKE(TM) (an acronym for the Interactive Kiosk Experience), combines computer touch screen technology with sophisticated audio/video capabilities to provide students, staff and visitors with an electronic, user-friendly device that disseminates information about college and university services and activities as well as advertising materials and coupons for a variety of products and services.

                  IKE includes interactive video, animation, text and graphics in a multipaneled kiosk comprised of touch screens, television monitors, an LED reader board and printers. The center panel generally is dedicated to information regarding the institution at which the kiosk is located and the two outer panels are devoted to national and local advertising. The kiosks will be installed and operated at nominal cost to the institution and no cost to students, staff or visitors. The Company's chief source of revenues are monthly fees charged to advertisers. As of April 1, 1997, the Company has 47 IKE units installed on 47 campuses.

                  The Company believes that an effective multimedia interactive kiosk has application in other venues, and is considering deployments in certain other strategic locations which it believes would appeal to advertisers.

BUSINESS STRATEGY

                  The Company's objective is to install IKE at numerous colleges and universities throughout the United States and to enter into arrangements with national and local advertisers.

                  The Company believes that the principal attractions of IKE to advertisers include the following:

                  o IKE targets student users who have unique appeal to certain types of companies, such as record and entertainment companies, and who, as young consumers, are perceived to be receptive to new ideas and products.

                  o IKE offers advertisers the opportunity to directly and effectively reach a geographically dispersed and difficult to access college and university market.

                  o IKE attracts the attention of students and other users due to its prominent location in a college or university's student union and its offer of current information regarding university events and programs.

                  o By using interactive technology, advertisers can communicate with students in an appealing manner using exciting presentations that are updated on a monthly basis.

                  o IKE provides advertisers with an opportunity to consummate subscription or application transactions through direct paperless transactions using IKE's touchscreens and network capabilities.

                  The Company believes that IKE appeals to schools by enhancing the quality of campus life without requiring the expenditure of school funds. The Company believes that IKE is attractive to school administrators in that:

                  o Colleges and universities are provided with a state-of-the-art information system installed and maintained at virtually no cost to the school.

                  o IKE represents an opportunity for a college or university to reduce its administrative overhead by allowing the university to disseminate information and answer commonly asked questions at virtually no cost.

                  o IKE represents an opportunity for a school and/or its student union to earn revenue, since the Company shares advertising fees received from local advertisers that have been obtained by the school and/or its student union.

                  o IKE attracts traffic into a school's student union where the school may operate such profit-making operations as restaurants, stores and gamerooms.

                  The Company believes that IKE appeals to students and other users in that:

                  o Students receive needed current information regarding campus life, local events and services in an exciting and user-friendly manner.

                  o IKE has the ability to print material such as articles on activities, lifestyles, health and special interests and coupons for products and services.

                  o Students are able to participate in various contests and other promotions.

                  o IKE makes applying for magazine subscriptions, credit cards and other services easier and less time consuming.

                  The Company's plan of operation and prospects for the college market are largely dependent upon the Company's ability to enter into agreements with a significant number of colleges and universities as well as arrangements with national and local advertisers and upon the successful operation of IKE. The Company continues to actively pursue opportunities to enter into school contracts and advertising arrangements. There can be no assurance, however, that the Company will enter into any additional school contracts or advertising arrangements.

IKE

                  The current configuration of IKE is an eight foot tall, ten foot wide interactive kiosk that is divided into three separate sections enabling three users to perform functions on IKE simultaneously. Two and one section units are under development for use in schools with limited space or smaller student enrollment and for other venues which require such flexibility.

                  CENTER SECTION.

                  The top of this section is an LED reader board that broadcasts local and national news and sports as well as periodic announcements with respect to the school. The remaining components in this section provide information about the school and campus and access to the school's web site. Below the reader board is a 27 inch color monitor which displays university and student union program and event schedules. Below the 27 inch monitor is a 15 inch, interactive color monitor supported by a dedicated computer that allows the user to access the school's web site via the Internet using a touchscreen monitor, keypad or trackball mouse. The school's web site generally includes information on academic departments, libraries, bookstores, computer centers, parking and service offices (such as student health service, registration, housing, transportation and career placement).

                  OUTER SECTIONS.

                  The two outer sections are identical and are devoted exclusively to advertising material and promotion. Each of these sections contains a 27 inch color monitor which displays a video loop designed to draw the attention of the students to the kiosk so that they will interact on the lower touchscreens. Below each 27 inch monitor is a 15 inch interactive audio/video color touch-screen monitor that enables the user to explore advertiser sponsored material, participate in certain contests and other promotions and obtain detailed data and incentives about the products and services of advertisers in an entertaining format. Each outer section houses a laser printer that prints coupons, other incentives and product information offered by advertisers.

                  IKE is operational 24 hours a day, 7 days a week (subject to a user's access to the school's student union) and can be installed in any appropriate location where electrical and telephone connections are available. The advertisements and special promotions are regularly monitored and updated from remote sites by the Company, allowing current and fresh programs to be offered to users throughout the year. The Company believes that placement in the school's student union provides maximum exposure and user access.

NEW CONFIGURATIONS

                  New IKE configurations are being developed by the Company to merge many of the functions of the outer and center sections so that students can view the school's web site, view multimedia national and local advertising presentations and content, print coupons or register for promotions from any section. These changes will allow the Company to offer the same benefits to schools, students and advertisers with one and two tower IKEs for appropriate smaller or satellite locations.


SCHOOL CONTRACTS

                  As of April 1, 1997 IKE kiosks are installed at 47 colleges and universities.

                  The Company has entered into a License and Cooperation Agreement (the "School Agreement") with all 47 of such colleges and universities, or student unions at such institutions, as well as with over 30 additional colleges and universities or student unions at which the Company intends to install IKE beginning in the fall of 1997. The Company is in various stages of negotiations with more than 75 additional colleges and universities. Pursuant to the typical School Agreement, the school grants to the Company the right to install and operate IKE on the school's premises at an agreed upon location and agrees not to permit any other person to engage in the operation of an interactive multimedia marketing center of any type or matter that will compete with IKE at the premises where IKE is located. There can be no assurance that such exclusivity provisions will be enforceable.

ADVERTISERS

                  The Company has entered into arrangements with a number of national advertisers to date which the Company has organized into various sections on the IKE kiosk. Entertainment companies such as Gramercy Pictures, New Line Cinema, Paramount Pictures, Sony Pictures Entertainment, 20th Century Fox and Universal Pictures have participated in the Company's movie section entitled Coca-Cola Reel Fun at the time of release of films that are appropriate to promote in the college market. In addition to the foregoing entertainment companies, Coca-Cola USA and Orville Redenbacher are also participants of the Company's movie section. The Company's magazine section, Mags and More, currently has over 15 magazines participating, including The Conde Nast Publications, Inc. (publisher of Details, Glamour, Mademoiselle and Self), Kaplan Educational Centers, KIII Publications (publisher of Automobile and New Woman), Next Generation Magazine, P.O.V. Magazine, Scientific American, Time, Inc. Publications (publisher of Entertainment Weekly and People), Wenner Media Incorporated (publisher of Rolling Stone, Us and Men's Journal) and Vibe Magazine. The Company's gaming section, Game Brain, has participating products sponsored by BMG Interactive, EA Sports, Electronics Boutique, GT Interactive, Next Generation, Microsoft Corporation, Psygnosis, Sega of America, SegaSoft and Sony Computer Entertainment, Inc. The Company's music section, Music Machine, contains advertisements from Atlantic Records, Elektra Entertainment and Warner Bros. The Company also has a section dedicated to credit card offers which contains content and music videos from American Express Travel Related Services and Let's Go.

                  Pursuant to the Company's arrangements with its national advertisers, the Company generally charges such advertisers fees payable through a variety of arrangements. The Company believes that its periodic rates are competitive with a full page black and white advertisement printed in a local newspaper on only one day. In addition, certain advertisers have agreed to pay the Company a fee for each subscription to the advertiser's service that is initiated using the IKE kiosk.

                  The Company's arrangements with its national advertisers vary from case to case. The advertiser is responsible for providing advertising material to the Company which the Company then integrates into the IKE system. Charges to the advertisers vary and may include an initial artistic and programming investment for the development of the general design, structure and content of the advertisement, reformatting and updating charges associated with regularly scheduled or special event changes to the advertiser's material and, in some cases, commissions with respect to subscriptions ordered or credit card applications made by IKE users.

                  Local advertisers typically display their advertisement at only one kiosk. Local advertisers include local restaurants, music stores, auto centers, copy shops, banks and other establishments. The Company believes that local advertisements are of interest to college students because they offer local familiarity and often include coupons and other promotions, which serve as incentives for students to use IKE. Advertisements and coupons from local advertisers can be printed on IKE's laser printers and provide students and other users with discounts on products or events in the vicinity of the university. Local advertisers also promote products and services through the use of contests that award IKE users with gifts and prizes. Users of IKE can register for these promotions directly on the IKE kiosk via the IKE touchscreens. The Company has entered into arrangements with various local advertisers and continues to solicit arrangements with others. The Company plans to enter into arrangements with at least five local advertisers for each IKE unit. There can be no assurance, however, that the Company will enter into any minimum number of arrangements with such advertisers.

                  Advertising fees charged by the Company to local advertisers vary depending on location and the form of advertisement or promotion. However, the Company believes that its rates are competitive when compared with advertising alternatives. With respect to some advertisers, the Company is entitled to receive additional fees for each sale or subscription registered on the IKE kiosk.

                  The Company maintains a database containing information regarding the interests and consumer habits of each user that registers to participate in contests and special promotions offered on IKE. When the registered IKE user accesses IKE for information or to explore advertisements, the system retains a record of such use that may be used to identify the tastes, preferences and other interests of the user. The Company believes that such information is valuable to advertisers, and may offer the Company additional revenue prospects.

                  The Company's success depends largely upon its ability to establish IKE's reputation as an effective and cost-efficient advertising vehicle to the college audience.

EQUIPMENT SUPPLIERS AND KIOSK ASSEMBLY

                  Each IKE kiosk is comprised of several components including 27 inch color monitors, 15 inch touchscreen monitors, central processing units
(CPUs), hard drives, servers, laser printers, speakers, telephone and telecommunications equipment and a reader board. These items of equipment are off-the-shelf components manufactured by various manufacturers. The Company does not have an agreement with a kiosk enclosure manufacturer or the other manufacturers of its components but believes that alternative sources can be obtained for both the off-the-shelf components and the customized kiosk enclosure if current sources were to become unwilling or unable to provide such components to the Company on commercially reasonable terms, or at all.

                  The Company's staff loads all software and configures the software on certain hardware components. The Company coordinates with a kiosk enclosure manufacturer for integration of the kiosks as needed for school contracts. The Company arranges for the shipment and installation of the units to the campuses and is responsible for installing the unit in the proper location.

SOFTWARE DEVELOPMENT

                  The Company internally develops certain software used in IKE kiosks and makes arrangements with third party software developers for certain other software needs of the kiosk.

                  The Company has internally developed the software that operates the video bulletin board for campus events that is located in the upper monitor of the center section of the kiosk, which software allows the schools to independently update information regarding campus events. The Company has also internally developed the software that operates the upper monitors of the outer sections of the kiosk which display video clips and promotional materials in random order on such monitors.

                  The Company has licensed various specialized Internet browser software programs for use on the center section of the kiosk which allows users access to the school's web site. In the event the school does not have a web site, the Company may develop or license software that will provide school information on the center section of the kiosk.

                  The Company has arrangements with a number of software developers which work with the advertisers and the Company's staff to create the intricate interactive advertising on the outer sections of IKE. The Company is currently in the process of negotiating with additional software developers to expand its software development group to take advantage of emerging multimedia technologies for future interactive advertising software needs of the Company and its advertisers, and to refine the unattended kiosk operating system for efficient use in multiple venues.

                  The Company currently subscribes to a national paging service, which automatically updates the center console LED reader board with news, information, sports scores and other current information.

SYSTEM MAINTENANCE

                  The Company electronically polls each IKE unit several times daily to determine if there are problems with any of the kiosk units. In the event of any problems in the operation of a kiosk, the Company fixes such problems remotely or on site either with its own employees, assigned student assistants or specialized vendors.

                  National and local advertising material, as well as updates to such material, to be loaded into IKE are transmitted from the Company's offices by ISDN or T-1 telephone line to the IKE kiosks at their various locations via the Company's WAN (wide area network). The video bulletin board which displays campus events is updated by the schools.

                  The Company generally provides nominal compensation to the student union at the college or university to inspect the IKE unit several times daily to assure that the unit is operating properly, to clean the touchscreens and to refill paper when necessary.

MARKETING AND PROMOTION

                  The Company utilizes internal personnel to create awareness and demand of IKE by advertisers, schools and students. The Company is currently exploring relationships to develop and implement a "frequent user" promotional program to promote continued use of IKE with frequent user incentives such as prizes, discounts and frequent flier miles.

                  The Company markets IKE to advertisers in three ways. First, the Company continually contacts advertisers and presents IKE to their marketing representatives. Second, the Company aggressively pursues speaking opportunities at major national marketing conferences. To date, Company personnel have been featured speakers at the Interactive Marketing Conference and the IIR College Marketing Conference in New York in April 1996, Interactive in a Nutshell in San Francisco in May 1996, New Media Hollywood in Los Angeles in July 1996 and IMC/West in Los Angeles in October 1996. Company personnel are scheduled to speak at the College Market Conference presented by the Marketing Institute in May 1997. Third, the Company contacts national media through public relations channels. IKE has been reviewed in Newsweek, Advertising Age, Investor's Business Daily, Marketing News, POP Times, Interactive Marketing, Collegiate Trends, Nilson Report, Creative Magazine, Youth Market Alert and other publications.

                  Schools and student unions are encouraged to solicit advertisers for participation on the IKE kiosk and share a percentage of revenue of all local advertisements they place.

                  The Company markets the Company's program to colleges and universities principally by contacting and making presentations to school administrators and student unions and by attending key college conferences. The Company has actively supported the ACUI (Association of College Unions International) by sponsoring one of its major conferences, supporting the organization as a subscriber member and advertising in material disseminated by the ACUI. The Company feels that its involvement with the ACUI has produced many contacts and has created strong awareness of IKE in the college community. The IKE kiosk was awarded "Best Exhibit" at the 1995 ACUI Conference and the Company was recognized at the 1997 ACUI conference as a principal educational partner. The Company is in various stages of negotiations with more than 75 additional colleges and universities.

                  The Company must maintain a sufficient level usage of IKE among students and other users so that advertisers find it desirable to participate in the program. The Company has developed a number of campus press releases and student advertisements as well as a grand opening promotion for each school to facilitate this process. Students are generally informed of IKE through school newspapers and radio stations, advertising in local newspapers and on-campus posters and flyers.

COMPETITION

                  The advertising industry is characterized by intense competition. The Company will compete with other forms of electronic media conveying advertising and other information to the college community. Certain companies have placed kiosks in campus bookstores to display, sample or provide information about posters, videotapes, books or music as an aid to vending such products. The Company believes that all such kiosks are limited in focus and operation, and none provide current school information or content, local or national discounts and coupons, daily updated promotional and advertising content, or Internet web browsing. In addition, certain universities have developed interactive platforms for use in small kiosks that provide information limited to the institutions but which do not provide significant advertising. While the Company believes that IKE is the only interactive kiosk currently installed on college campuses that provides intricate interactive advertising on more than one touch screen monitor, there can be no assurance that other companies are not developing or will not seek to develop a product that will offer all of the functions provided by IKE. The Company will also compete for advertising dollars with traditional media, such as campus and local newspapers, local television and radio advertising, bulletin boards and static boards. Many of the Company's competitors and potential competitors have substantially greater financial, personnel, technical and other resources than the Company. There can be no assurance that the Company will be able to compete successfully.

INTELLECTUAL PROPERTY

                  The Company has pending applications with the United States Patent and Trademark Office for the registration of the following trademarks and service marks: "IKE(TM)," a configuration of the letter "i", "EMPOWER THE STUDENT(TM)" and "CAMPUS INTERaction(TM)". The Company believes that certain of its trademarks and service marks have significant value and are important to its marketing and expansion efforts. There can be no assurance that registration for these marks will be granted, that the Company will be able to register other names or service marks it may consider important, that the Company's current or future trademarks or printed materials do not or will not violate the proprietary rights of others, that the Company's marks would be upheld if challenged, or that the Company will not be prevented from using its marks or other printed materials and any of the foregoing could have an adverse effect on the Company. Enforcement of one's own proprietary rights or the defense against the proprietary claims of another can be extremely costly and there can be no assurance that the Company will have the financial resources necessary to enforce or defend its marks.

EMPLOYEES

                  As of April 1, 1997, the Company employed 22 persons, of whom 6 are marketing personnel, 6 are computer personnel, 3 are graphic artists, and 7 are corporate and administrative personnel. None of such employees are parties to collective bargaining agreements with the Company. The Company believes its relations with its employees are satisfactory.


Item 2.  Description of Properties
-------  -------------------------

                  The Company's executive offices are located at 1701 Ponce de Leon Blvd., Coral Gables, Florida. Such premises encompass approximately 4,500 square feet and are the subject of a lease with a third party expiring March 1, 1998 (subject to a two year extension at the option of the Company). The annual base rent through the period ending March 1, 1998 is $76,000, after which, if the lease is extended, such rent escalates to $83,000. The Company believes that its space in Coral Gables is sufficient to accommodate the needs of the Company currently and for the foreseeable future.

Item 3.  Legal Proceedings
-------  -----------------

                  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

                  Not Applicable.

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters
-------  --------------------------------------------------------

                  The Company's Common Stock has been traded in the over-the-counter market and quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") SmallCap Market since August 27, 1996 under the symbol "IKEC". The following table sets forth, for the indicated periods, the high and low bid prices for the Common Stock as reported by NASDAQ. These amounts, which have been rounded to the nearest sixteenth, represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.

                                                           High         Low
                                                           ----         ---
     Fiscal Year Ended December 31, 1996
             Third Quarter (since August
               27, 1996)............................        5 1/4        3
             Fourth Quarter.........................        3 5/8        1 1/8



                   As of February 20, 1997, the Company believes that there are in excess of 300 beneficial owners of the Company's Common Stock whose shares are held in "Street Name."

                   The Company has not paid cash dividends on its Common Stock since its inception. The Company anticipates that for the foreseeable future, earnings, if any, will be retained for use in the business or for other corporate purposes, and it is not anticipated that cash dividends will be paid.


Item 6.  Plan Of Operation
-------  -----------------

          The following Plan of Operation contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in the Company's Prospectus dated August 27, 1996.

GENERAL

          The Company was organized in December 1994. It is in the business of developing and operating interactive multimedia kiosks installed on college and university campuses nationwide. Since its inception, the Company has entered into contracts with schools and has made arrangements with advertisers. As of April 1, 1997, the Company has installed and has operated kiosks on 47 college campuses.

BUSINESS DEVELOPMENT

          The Company's plan of operation and prospects are dependent upon the Company's continued ability to enter into additional agreements with colleges and universities as well as arrangements with national and local advertisers and upon the successful operation of IKE. The Company intends to continue to actively pursue opportunities to enter into school contracts and advertising arrangements.

          The Company's current plan of operation provides for its IKE(TM) kiosk unit to be installed on 150 campuses by December 1998. The Company anticipates that any new installations will begin in the fall of 1997.

          During the year ended December 31, 1996, the Company finalized the development of its IKE versions 2.0 and 3.0, upgraded or installed 47 IKE kiosks and prepared enclosures for delivery to schools with which the Company has outstanding contracts. During such period, the Company entered into agreements with approximately 30 additional colleges and universities, providing for the installation of IKE kiosks. These installations are scheduled to occur in the fall of 1997.

          The Company has entered into arrangements with a number of national and local advertisers to date for the 1996-1997 school year. The Company continues to add arrangements with national and local advertisers for promotions on the IKE kiosks. There can be no assurance that any particular advertiser will continue its participation on IKE in subsequent school years. The Company continues to develop new features for its software to enhance the functionality of IKE.

          The Company currently has 22 full-time employees, engaged in marketing, computer programming, graphic arts and administration. The Company also engages independent software developers and freelance designers for multimedia promotional development for IKE.

RESULTS OF OPERATIONS

          During the fiscal year ended December 31, 1996, the Company generated $416,113 in revenues, all of which were earned in the fourth quarter. During such year, the Company incurred a net loss of $2,722,936.

          Selling, general and administrative expenses of the Company for the year ended December 31, 1996 increased by approximately $587,097 (49%), from 1995. These increases were primarily due to the addition of support staff to develop and test the advertising and network software systems used for the IKE kiosks, increased IKE kiosk installation staff and installation and operation of 47 IKE kiosks.

          Depreciation expense for the year ended December 31, 1996 was approximately $912,462, compared to $62,434 during 1995, an increase of $850,028. This increase was primarily due to the construction of additional kiosks and the purchase of additional kiosk equipment.

          Research and development expense for the year ended December 31, 1996 decreased by approximately $60,152 (16%), from 1995. This decrease reflects the Company's shift from a development stage to operational company.

          Interest expense for the year ended December 31, 1996 was approximately $134,761, compared to $3,315 during 1995, an increase of $131,446. This was due to the Company's increased level of debt from that of the prior year. $1,100,000 principal amount of debt was repaid out of the proceeds of its initial public offering in August 1996 (the "IPO").

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1996, the Company had an accumulated deficit of $4,353,566, a deficiency of working capital of $771,932 and stockholders' equity of $1,533,386. In addition the Company has incurred additional losses since that date which had a further adverse effect on the Company's working capital.

          The Company's material commitments for capital expenditures include the purchase, integration and installation of up to an additional 30 IKE kiosks (version 3.0), currently scheduled for installation during the fall of 1997 in schools currently under contract with the Company. These installations have been delayed as a result of a lack of capital funds. The Company anticipates that the sources of funds, if any, for these kiosks and subsequent kiosks will be additional borrowings, stock issuances, anticipated advertising revenue and permanent financing the Company will seek to obtain. No assurance can be given that such funds will be available to the Company.

          In August and September 1996, the Company consummated the IPO, pursuant to which it issued 1,250,000 shares of Common Stock and 1,437,500 warrants to purchase shares of Common Stock for aggregate gross proceeds of $5,143,750 and net proceeds of approximately $3,900,000. Based on the Company's current plans and assumptions relating to its business plan, which are conditioned upon its ability to obtain additional financing, as to which there can be no assurance, the Company plans to have IKE installed on 150 campuses by December 1998. The Company anticipates that any new installations will begin in the fall of 1997. The Company anticipates, based on current plans and assumptions relating to revenues from operations (including assumptions regarding the progress and timing of installation of kiosks), that revenues from operations and additional third party funding or investment, if available, would be sufficient to satisfy the Company's estimated cash requirements for the next 12 months. The Company is required and is seeking to raise additional funds during the next few months. The Company is also exploring strategic partner opportunities, pursuant to which the strategic partner would provide capital and/or services to the Company. The Company has no current arrangements with respect to, or sources of, additional financing, except for a Loan Agreement with Northern Trust Bank of Florida, N.A. ("Northern Trust") which expires in December 1997 and a Master Lease Agreement with Leasing Solutions, Inc. both of which are described below. Further borrowing under either of these agreements would require the furnishing of additional collateral that is currently unavailable to the Company. There can be no assurance that any alternative or additional financing will be available to the Company on favorable terms or at all. The Company's inability to obtain financing within the next few months will have a material adverse effect on the Company, including possibly requiring the Company to significantly curtail or cease its operations. The Company's independent auditors have included an explanatory paragraph in their report on the Company's financial statements stating that the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubt about the Company's ability to continue as a going concern.

          In November 1995, the Company and Northern Trust entered into the Loan Agreement, pursuant to which Northern Trust extended a Line of Credit to the Company in the maximum amount of $1,500,000 which, as amended, expires December 31, 1997. Subsequently, the Line of Credit was increased to $2,400,000. The amounts borrowed under the Line of Credit bear interest at Northern Trust's prime rate and interest payments have been made by the Company on a monthly basis. As of December 31, 1996, $1,000,000 principal amount is outstanding under the Line of Credit which shall become due and payable on December 31, 1997. Amounts borrowed under the Line of Credit are required to be secured by time deposits and other liquid assets. Amounts currently outstanding under the Line of Credit are secured by various assets of the Chairman of the Board of Directors of the Company and Ikera Investment Corporation, a company that is controlled by the personal representatives of the estate of the Company's former President. The amounts borrowed from Northern Trust have been used as working capital for the operation of the Company's business. The Company used $1,100,000 of proceeds of the IPO to pay a portion of the Company's outstanding indebtedness to Northern Trust and a certain amount of the foregoing security was released. If there is no adverse change in the Company's financial condition and if the Company is able to provide sufficient security, of which there can be no assurance, the remaining amount of the Line of Credit may be available for future borrowings until December 31, 1997. The loan agreement with Northern Trust provides that the Company may not incur additional debt in excess of $100,000 without the consent of Northern Trust.

          In July 1995, the Company entered into a Master Lease Agreement with Leasing Solutions, Inc. pursuant to which the Company financed the acquisition of a portion of its kiosk equipment. The net book value of equipment financed under this lease as of December 31, 1996 was approximately $574,440. The agreement has a term of three years which automatically extends for successive 30 day periods after its expiration unless either party gives the other party written notice at least 90 days prior to the expiration of the original term or extended term, as the case may be. The agreement provides that the Company's obligations under the Master Lease Agreement must be secured by letters of credit in the aggregate amount of not less than 30% or more than 36% of the cost of the equipment.

          For the year ended December 31, 1996, net cash used in operations was approximately $2,295,320. This was primarily attributable to a net loss of approximately $2,722,936 less depreciation of approximately $912,462 net of an increase in accounts receivable of approximately $294,598, a decrease in accounts payable of $82,283, a decrease in accrued liabilities of $48,037 and deferred income of $71,015.

          For the year ended December 31, 1996, net cash used in investing activities was approximately $1,860,088. This was primarily attributable to the purchase of kiosks and related equipment.

          For the year ended December 31, 1996, net cash provided from financing activities was approximately $4,557,583. This consisted primarily of net proceeds from the issuance of common stock of approximately $4,086,952, the proceeds of notes payable financing of approximately $1,900,000, less payments on notes payable of approximately $1,100,000, and less capital lease payments of approximately $329,369.


Item 7.  Financial Statements
-------  --------------------

                  The response to this Item is submitted as a separate section of this report commencing on page F-1.


Item 8.   Changes in and Disagreements with Accountants
-------   on Accounting and Financial Disclosure
          --------------------------------------

          Not Applicable.


                                    PART III


Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-------   Compliance with Section 16(a) of the Exchange Act
          -------------------------------------------------

          The directors and executive officers of the Company are as follows:

Name                     Age    Position
----                     ---    --------

Joseph S. Dresner        71     Chairman of the Board of Directors

Harold G. Schenker       41     Vice Chairman of the Board of Directors, Chief
                                Executive Officer and Secretary

Michael L. Burnstine     31     President, Chief Operating Officer, Chief
                                Financial Officer, Treasurer and Director

Jeffrey M. Scult         32     Vice President of Marketing

Milton H. Dresner        71     Director


                  Joseph S. Dresner has been Chairman of the Board of Directors since April 1996. Mr. Dresner has served as a director of the Company since its inception in December 1994. Mr. Dresner has served as Co-Chairman of the Highland Companies, a diversified real estate development, management and ownership organization since 1956. Mr. Dresner also serves as a director of Meadowbrook Insurance Group, a publicly held company, and of various private companies.

                  Harold G. Schenker has served as Vice Chairman of the Board of Directors and Chief Executive Officer and Secretary of the Company since April 1996. From January 1994 to March 1996, Mr. Schenker was engaged in the private practice of law, specializing in legal and business consulting relating to technology acquisitions, system development and corporate mergers and dispositions. From February 1990 to December 1993, Mr. Schenker was employed by Del Monte Fresh Produce Company, where he held offices of Executive Vice President, General Counsel and Secretary. From February 1981 until January 1990, Mr. Schenker was employed by Ryder System, Inc. in various legal positions, including Senior Division and Senior Technology Counsel. Mr. Schenker has served as technology counsel and advisor to various public and private companies.

                  Michael L. Burnstine has served as President, Chief Operating Officer, Chief Financial Officer, Treasurer and a director of the Company since April 1996. From December 1995 to April 1996, Mr. Burnstine was employed as General Manager of the Company. From the Company's inception in December 1994 until December 1995, he was the Company's director of Collegiate Marketing. From March 1991 to December 1994, Mr. Burnstine was Vice President of Ikera Investment Corporation, a company principally engaged in the worldwide distribution of high performance speedboats.

                  Jeffrey M. Scult has served as the Vice President of Marketing of the Company since January 1996 and previously served as Director of Marketing from December 1994 to January 1996. From September 1991 to November 1994, Mr. Scult was employed by Ketchum Communications, an international advertising firm, as a Senior Account Supervisor. From September 1987 to August 1991, Mr. Scult was employed by Bozell Worldwide as an Advertising Account Executive and in various other positions. Prior to joining Bozell Worldwide, Mr. Scult owned and operated College Art Concepts. During the course of his advertising career to date, Mr. Scult has appeared as a speaker at numerous advertiser conferences.

                  Milton H. Dresner has served as a director of the Company since December 1994. Since 1956, Mr. Dresner has served as Co-Chairman of the Highland Companies. Mr. Dresner currently serves as a director of Flagship Federal Savings & Loan and Hudson General Corporation, which are public companies. Milton Dresner is the brother of Joseph Dresner.

                  The Company's directors are elected at the annual meeting of stockholders to hold office until the annual meeting of stockholders for the ensuing year or until their successors have been duly elected and qualified.

                  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

                  The Company has agreed, for a period of three years expiring August 27, 1999, if so requested by the underwriter of the IPO, to recommend and use its best efforts to elect a designee of such underwriter as a director of the Company, or, at such underwriter's option, as a non-voting advisor to the Company's Board of Directors. The Company's officers, directors and existing stockholders immediately prior to the IPO have agreed to vote their shares of Common Stock in favor of such designee. Such underwriter has not yet exercised its right to designate such a person.


COMPLIANCE WITH SECTION 16(A) OF SECURITIES EXCHANGE ACT OF 1934

                  Section 16(a) of Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who beneficially own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Commission. Officers, directors and greater than 10 percent owners are required by certain Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

                  Based solely on the Company's review of the copies of such forms received by it, the Company believes that during the year ended January 31, 1996, filing requirements applicable to its officers, directors and 10% stockholders of Common Stock were complied with.

Item 10.  Executive Compensation
--------  ----------------------

                  The following table discloses for the years ended December 31, 1995 and 1996, respectively, compensation for the persons that served as Chief Executive Officer during the year ended December 31, 1996 and for those persons that served as executive officers of the Company during such fiscal year whose salaries exceeded $100,000 (collectively, the "Named Executives").

                                            Summary Compensation Table

                                                                                              Long-Term
                                                  Annual                                     Compensation
                                               Compensation                                    Awards(1)
                                           -------------------------          -----------------------------------------------
                                                                                               Restricted          Securities
     Name and Principal                                                                           Stock            Underlying
         Position                           Year           Salary($)          Bonus($)            Award            Options(#)
         --------                           ----           ---------          --------            -----            ----------

Harold G. Schenker
Vice Chairman, Chief
Executive Officer and
Secretary(2)                                1996            $66,667              ___               ___                ___

Jeffrey M. Scult
Vice President of Marketing                 1996            124,800
                                            1995            104,600              ___               ___                ___

Irving R. Burnstine(3)                      1996             27,500              ___               ___                ___
                                            1995            125,000              ___               ___                ___


                  The following table provides information with the respect to individual stock options granted during 1996 to each of the Named Executives:

--------
(1) The Company did not have any long-term incentive option plans during the years ended December 31, 1996 or 1995.

(2)       Mr. Schenker commenced employment with the Company in April 1996.

(3) Mr. Burnstine served as Chief Executive Officer during 1996 until his death in February, 1996.

                        Option Grants in Last Fiscal Year
                               (Individual Grants)

                                                      % of
                                                      Total
                                                     Options
                                  Shares            Granted to
                                Underlying          Employees          Exercise
                                  Options           in Fiscal           Price         Expiration
Name                              Granted(#)           Year              ($/sh)          Date
----                              ----------           ----              ------          ----

Harold G. Schenker                 220,000             70.5              $4           05/31/2001
                                       800               .003             2           12/23/2006

Michael Burnstine                   30,000              9.6               4           05/31/2001
                                       800               .003             2           12/23/2006


Jeffrey M. Scult                       800               .003             2           12/23/2006

                  The following table sets forth information at April 1, 1997 respecting exercised and unexercised stock options held by the Named Executives. None of the Named Executives exercised any stock options during 1996.


                                                          Fiscal Year-End Option Values

                                      Number of Securities                           Value of Unexercised
                                     Underlying Unexercised                          In-the-Money Options
                                  Options at December 31, 1996                       at December 31, 1996*
                                  ----------------------------                      ----------------------


 Name                                Exercisable               Unexercisable            Exercisable       Unexercisable
 ----                                -----------               -------------            -----------       -------------
Harold G. Schenker                     220,000                      800                      -                $200

Michael Burnstine                       55,000                      800                      _                 200

Jeffrey M. Scult                         2,500                      800                      _                 200
----------------

*Options are "in-the-money" if the fair market value of the Common Stock exceeds the exercise price. At December 31, 1996, the closing sale price per share of the Common Stock as reported by NASDAQ was $2.25.

COMPENSATION OF DIRECTORS

                  Non-employee directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors.


EMPLOYMENT AGREEMENTS

                  The Company entered into an Employment Agreement with Harold
G. Schenker in April 1996 and with Michael Burnstine in January 1995. The Employment Agreements provide for base annual salaries currently in the amounts of $100,000 and $75,000, respectively. All such employment agreements provide that each of the respective employees may receive a performance incentive bonus based upon Company policy. Each of the Employment Agreements provides for a term of one year and is renewable annually upon mutual consent. The Employment Agreement with Mr. Burnstine has been renewed.

                  The Employment Agreements also contain certain confidentiality and non-competition provisions as well as provisions prohibiting the employee to divert opportunities from the Company and provisions that specify that the information developed by the employee during the term of the Employment Agreement shall become the property of the Company.

1996 STOCK OPTION PLAN

                  In April 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the "Plan"), pursuant to which, as amended, 300,000 shares of Common Stock are reserved for issuance upon exercise of options. The Plan is designed to serve as an incentive for retaining qualified and competent employees, directors and consultants.

                  The Company's Board of Directors, or a committee thereof, administers the Plan and is authorized, in its discretion, to grant options thereunder to all eligible employees of the Company, including officers and directors (whether or not employees) of, and consultants to, the Company. The Plan provides for the granting of both "incentive stock options" (as defined in Section 422 of the Internal Revenue Code of 1986, as amended) and non-qualified stock options. Options can be granted under the Plan on such terms and at such prices as determined by the Board of Directors, or a committee thereof, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. In the case of an incentive stock option granted to a stockholder who owns stock of the Company possessing more than 10% of the total combined voting power of all classes of stock ("10% stockholder"), the per share exercise price will not be less than 110% of such fair market value. The aggregate fair market value (determined on the date of grant) of the shares covered by incentive stock options granted under the Plan that become exercisable by a grantee for the first time in any calendar year is subject to a $100,000 limit.

                  Options granted under the Plan will be exercisable during the period or periods specified in each option agreement. Options granted under the Plan are not exercisable after the expiration of ten years from the date of grant (five years in the case of incentive stock options granted to a 10% stockholder) and are not transferable other than by will or by the laws of descent and distribution.

                  During 1996, the Company granted plan options to purchase an aggregate of 297,400 shares of Common Stock under the 1996 Plan as follows.

                  In May 1996, the Company entered into a Stock Option Agreement with Harold Schenker in which Mr. Schenker was granted options to purchase 220,000 shares of Common Stock at an exercise price equal to the offering price per share in the IPO. In May 1996, the Company entered into a Stock Option Agreement with Michael Burnstine in which Mr. Burnstine was granted options to purchase 30,000 shares of Common Stock at an exercise price equal to the offering price per share in the IPO. The Stock Option Agreements provide that, unless earlier terminated, the options may be exercised at any time commencing 90 days after the effective date of the IPO and terminating on May 31, 2001. However, the options may not be exercised at any time after the employee's employment with the Company is terminated for cause (as defined in the respective Employment Agreements), or at any time after three years from the date of expiration of the term of such Employment Agreement.

                  In August 1996, the Company granted ten-year stock options under the plan to purchase 42,450 shares of Common stock at an exercise price equal to the offering price per share in the IPO and 4,950 shares of Common Stock at an exercise price of $4.00 per share.


NON-PLAN OPTIONS

                  The Company has entered into Stock Option Agreements with Messrs. Michael Burnstine, Jeffrey Scult and Ronald Burnstine, pursuant to which the Company has granted each such employee options to purchase 25,000 shares at an exercise price of $3.00 per share. The Company granted options to purchase 10,000 shares of Common Stock at an exercise price of $3.00 per share in consideration for legal services previously provided to the Company. These options are immediately exercisable and may be exercised for five years following the date of grant.

                  The Company granted a total of 19,800 options to all of its employees and certain of its consultants at an exercise price of $2.00 per share in lieu of any year end bonus plan. Of these options, 9,900 are exercisable commencing June 23, 1997 and the balance become exercisable commencing December 23, 1997. These options may be exercised for ten years following the date of grant.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

                  The following table sets forth certain information as of April 1, 1997, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock; (ii) each of the Named Executives; (iii) each of the Company's directors; and (iv) all executive officers and directors as a group:


                                                                        Amount and Nature
                                                                               of
                                                                           Beneficial        Percentage of Outstanding
Name and Address of Beneficial Owner(1)                                   Ownership (2)               Shares
---------------------------------------                                 -----------------    -------------------------
Trust under Agreement with Irving R. Burnstine,
IRA
Northern Trust Bank of Florida, N.A.
700 Brickell Avenue
Miami, Florida 33131(3).............................                          262,409(4)                  11.7%


Joseph S. Dresner...................................                          234,422                     10.4%

Milton H. Dresner...................................                          234,421(5)                  10.4%

Harold G. Schenker..................................                          320,000(6)                  13.0%

Visual Information Centers & Services, Inc.
1602 Alton Road, Suite 26
Miami Beach, Florida  33139(7)......................                           80,000                      3.6%


Michael L. Burnstine................................                           72,500(8)                   3.2%

Jeffrey M. Scult....................................                           44,000(4)(9)                1.9%

All executive officers and directors as a group (five
persons)............................................                          905,343(4)(6)(8)(9)         35.2%

--------------------

(1) The address of Joseph S. Dresner, Milton H. Dresner, Harold G. Schenker, Michael L. Burnstine, and Jeffrey M. Scult is 1701 Ponce de Leon Boulevard, Coral Gables, Florida 33134.
(2) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 1, 1997 upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and that are exercisable within 60 days from April 1, 1997 have been exercised. Except as otherwise indicated, the Company believes that each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned by him.
(3) Barbara Burnstine, mother of Michael L. Burnstine, holds sole voting and investment power with respect to the shares held in the Trust under Agreement with Irving R. Burnstine, IRA.
(4) Includes 9,500 shares subject to an option granted to Mr. Scult by the Trust under Agreement with Irving R. Burnstine, IRA.
(5)      Represents shares held by the Milton H. Dresner Revocable Living Trust.
(6) Includes 220,000 shares issuable upon exercise of options held by Mr. Schenker, which are currently exercisable.
(7) Matthew Naiman and Carolyn Naiman share voting and investment power with respect to the shares owned by Visual Information Centers & Services, Inc.
(8) Represents 17,500 shares held by Mr. Burnstine and 55,000 shares issuable upon exercise of currently exercisable options granted by the Company to Mr. Burnstine.
(9) Includes 9,500 shares held by Mr. Scult and 25,000 shares issuable upon exercise of currently exercisable options granted by the Company to Mr. Scult.

Item 12.  Certain Relationships and Related Transactions
--------  ----------------------------------------------

                  In December 1994, Messrs. Joseph Dresner and Milton Dresner, who are directors of the Company, and Messrs. Irving Burnstine and George Levine, who were then directors of the Company, contributed $300,000 $300,000, $500,000 and $100,000 in cash from personal funds or from trusts controlled by them, to the capital of the Company, and the Company issued to such persons, or trusts controlled by them, 217,756, 217,756, 357,740 and 26,748 shares of Common Stock, respectively. Certain shares were subsequently transferred among certain of these stockholders and their family members. Also in December 1994, the Company issued 117,143 shares of Common Stock to Visual Information Centers & Services, Inc. ("VICS") in consideration for the transfer by VICS to the Company of certain of VICS' assets consisting of contracts.

                  Between August 1995 and October 1995, Messrs. Joseph Dresner, Milton Dresner and Irving Burnstine made additional cash capital contributions to the Company in the amounts of $166,667, $166,667 and $266,666, respectively. The Company did not issue additional shares of Common Stock in consideration for such contributions.

                  In November 1995, the Company and Northern Trust entered into a Loan Agreement providing for a $1,500,000 line of credit (the "Line of Credit"). All amounts borrowed under such Line of Credit were secured by personal assets of Joseph Dresner and by assets of Ikera Investment Corporation, a company that is controlled by the personal representatives of the estate of Irving Burnstine. In July 1995, the Company and Leasing Solutions, Inc. entered into a Master Lease Agreement, pursuant to which the Company financed the acquisition of certain of its kiosk equipment. Between October 1995 and January 1996, Messrs. Dresner and Burnstine secured, with certain of their personal assets, letters of credit ("Letters of Credit") issued by Northern Trust and Peninsula State Bank in favor of the Company in the aggregate amount of $481,221. Since January 1996, Joseph Dresner and certain survivors of Mr. Burnstine, who died in February 1996, have secured an additional Letter of Credit in the amount of $50,000. It is anticipated that security interests or any guarantees under the existing Letters of Credit will remain in place in the required amounts until the current obligations under the Master Lease Agreement are satisfied.

                  In May 1996, the Company, all of its shareholders and Matthew Naiman, a principal of VICS and former director of the Company, entered into a Stock Redemption and Termination Agreement, as amended (the "Termination Agreement"), in order to resolve any disputes between the parties and terminate the employment of Mr. Naiman. Pursuant to the Termination Agreement, the Company agreed to redeem 37,143 shares of Common Stock from VICS upon the consummation of the IPO in consideration for the payment to VICS of $50,000, of which $25,000 was paid upon the consummation of the IPO and the remaining $25,000 was paid to VICS on September 30, 1996. In addition, the Company advanced $25,000 to VICS which was repaid upon the consummation of the IPO and granted VICS certain "piggy-back" registration rights with respect to the 80,000 shares of Common Stock retained by VICS. Pursuant to the Termination Agreement, Mr. Naiman resigned as director of the Company. The parties agreed to terminate Mr. Naiman's employment agreement and the Company agreed to pay to Mr. Naiman a severance in the aggregate amount of $26,250. Mr. Naiman is the nephew of Milton Dresner, a director of the Company.

                  In April 1996, Harold Schenker, the Company's Chief Executive Officer, Vice Chairman of the Board and Secretary, entered into a Stock Purchase Agreement with the Company and certain of its stockholders, pursuant to which the Company agreed to issue 100,000 shares of Common Stock to Mr. Schenker in consideration for the payment by Mr. Schenker to the Company of $200,000 in cash.

                  From time to time during 1996, Northern Trust increased its Line of Credit to the Company from $1,500,000 to $2,400,000. Additional amounts borrowed under the Line of Credit were collateralized by assets owned by Joseph Dresner and certain members of the Burnstine family. A portion of the security given by certain of the principal stockholders to secure amounts outstanding under the Line of Credit was released upon the partial repayment of $1,100,000 of the Company's indebtedness to Northern Trust.

Item 13.          Exhibits, List and Reports on Form 8-K
--------          --------------------------------------

Exhibit No.       Description
                  -----------
       3.1*       Amended and Restated Certificate of Incorporation of the Registrant. (Included as Exhibit to
                  Certificate and Articles of Merger filed as Exhibit 3.2)
       3.2*       Certificate and Articles of Merger of InterAction Media Corporation, a Florida corporation, with and into the Registrant.
       3.3*       Amended and Restated Bylaws of the Registrant.
       4.1*       Form of Registrant's Common Stock Certificate.
       4.2*       Form of Warrant Agreement, including Form of Warrant Certificate, between the Registrant and
                  Paragon Capital Corporation.
       4.3*       Form of Public Warrant Agreement among the Registrant, Paragon Capital Corporation, as
                  Underwriter, and Continental Stock Transfer & Trust Company as Warrant Agent.
       4.4*       Form of Registrant's Public Warrant Certificate.
       10.1*      Forms of School Agreement.
       10.2*      Loan Commitment and Agreement dated November 9, 1995, between
                  Registrant and Northern Trust Bank of Florida, N.A.
       10.2.1*    Amendment dated August 15, 1996 to Loan Commitment and Agreement.
       10.3*      Promissory Note issued by Registrant to Northern Trust Bank of
                  Florida, N.A., dated November 13, 1995.
       10.4*      Promissory Note issued by Registrant to Northern Trust Bank of Florida, N.A., dated January 19,
                  1996.
       10.5*      Promissory Note issued by Registrant to Northern Trust Bank of
                  Florida, N.A., dated February 14, 1996.


       10.6*      Promissory Note issued by Registrant to Northern Trust Bank of Florida, N.A., dated April 1,
                  1996.
       10.7*      Promissory Note issued by Registrant to Northern Trust Bank of Florida, N.A., dated May 15,
                  1996.
       10.8*      Letter of Credit, dated October 11, 1995, from Northern Trust Bank of Florida, N.A.
       10.9*      Letter of Credit, dated October 12, 1995, from Northern Trust Bank of Florida, N.A.
       10.10*     Letter of Credit, dated November 10, 1996, from Peninsula State Bank
       10.11*     Letter of Credit, dated January 17, 1996, from Peninsula State Bank.
       10.12*     Letter of Credit, dated May 28, 1996, from Peninsula State Bank.
       10.13*     Guaranty made by Irving R. Burnstine to Northern Trust Bank, N.A. dated October 10, 1995.
       10.14*     Guaranty made by Joseph Dresner to Peninsula State Bank dated November 8, 1995.
       10.15*     Stock Option Agreement between Registrant and Harold G. Schenker, dated May 30, 1996.
       10.16*     Stock Option Agreement between Registrant and Michael Burnstine dated May 31, 1996.
       10.17*     Stock Option Agreement between Registrant and Michael Burnstine dated February 15, 1995 and amendment thereto.
       10.18*     Stock Option Agreement between Registrant and Ronald Burnstine dated February 15, 1995 and amendment thereto.
       10.19*     Stock Option Agreement between Registrant and Jeffrey Scult dated February 15, 1995 and amendment thereto.
       10.20*     Stock Option Agreement between Registrant and Marshall J. Cooper dated May 5, 1995 and amendment thereto.
       10.21*     Office Lease between Registrant and Ponce Partnership, Inc.
       10.22*     Master Lease Agreement between Registrant and Leasing Solutions, Inc., dated July 24, 1995.
       10.23*     Employment Agreement between Registrant and Michael Burnstine, dated January 1, 1995.
       10 23.1*   Renewal of Employment Agreement dated April 1, 1996.
       10 24*     Employment Agreement between Registrant and Jeffrey Scult, dated February 15, 1995.
       10.25*     Employment Agreement between Registrant and Ronald Burnstine, dated January 1, 1995.
       10 25.1*   Renewal of Employment Agreement dated April 1, 1996.
       10 26*     Employment Agreement between Registrant and Harold Schenker, dated April 30, 1996.
       10.27*     Amended and Restated 1996 Stock Option Plan.
       10.28*     Stock Purchase Agreement among the Registrant, and certain stockholders, dated April 30, 1996.
       10.29*     Stock Redemption and Termination Agreement among Registrant, Northern Trust Bank of Florida,
                  N.A., as trustee under that certain Trust U/A with Irving R. Burnstine, IRA, George Levine,
                  Milton H. Dresner, Joseph S. Dresner, Visual Information Centers and Services, Inc. and
                  Matthew C. Naiman dated May 20, 1996 and amendments thereto dated June 13, 1996 and August
                  16, 1996.
       10.30*     Form of Consulting Agreement between the Registrant and Paragon Capital Corporation.
       27         Financial Data Schedule.
---------------------

(*)     Filed with the Registrant's Registration Statement on Form SB-2,
       (Registration No. 333-5166-A) and incorporated by reference herein.

         (b)  Reports on Form 8-K
              -------------------
                  No reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                   SIGNATURES
                                   ----------



                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INTERACTION MEDIA CORPORATION


                                    By:  /s/ Harold G. Schenker
                                         -------------------------------------
                                         Vice Chairman of the Board,
                                         Chief Executive Officer and Secretary


Dated:  April 14, 1997

                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Name                                     Title                                   Date


  /s/ Harold G. Schenker               Vice Chairman of the Board,                   April 14, 1997
-----------------------------------    Chief Executive Officer
Harold G. Schenker                     (Principal Executive Officer)
                                       and Secretary


  /s/ Joseph S. Dresner                Chairman of the Board                         April 14, 1997
-----------------------------------
Joseph S. Dresner

 /s/ Michael L. Burnstine              President, Chief Operating                    April 14, 1997
-----------------------------------    Officer, Chief Financial Officer,
Michael L. Burnstine                   Treasurer (Principal Financial
                                       Officer and Principal Accounting
                                       Officer) and Director

 /s/ Milton H. Dresner                 Director                                      April 14, 1997
-----------------------------------
Milton H. Dresner


                                                   InterAction Media Corporation


                                                                        Contents
--------------------------------------------------------------------------------



                                                                    Page

Report of Independent Certified Public Accountants                   F-2

Balance Sheet                                                        F-3

Statements of Operations                                             F-4

Statements of Stockholders' Equity                                   F-5

Statements of Cash Flows                                             F-6

Notes to Financial Statements                                        F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of InterAction Media Corporation


We have audited the accompanying balance sheet of InterAction Media Corporation as of December 31, 1996 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InterAction Media Corporation as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Miami, Florida
January 28, 1997

                                                   InterAction Media Corporation


                                                                   Balance Sheet
--------------------------------------------------------------------------------
December 31,                                                         1996
--------------------------------------------------------------------------
Assets
Current
  Cash                                                         $  422,324
  Accounts receivable                                             296,673
  Prepaid and other                                                10,191
--------------------------------------------------------------------------
Total current assets                                              729,188
Property and equipment (Note 3)                                 2,569,339
Other                                                               8,000
--------------------------------------------------------------------------
                                                               $3,306,527
--------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current
  Accounts payable                                             $  227,558
  Accrued liabilities                                               8,187
  Note payable (Note 4)                                         1,000,000
  Current portion of capital lease obligations (Note 5)           265,375
--------------------------------------------------------------------------
Total current liabilities                                       1,501,120
Long-term capital lease obligations (Note 5)                      272,021
--------------------------------------------------------------------------
Total liabilities                                               1,773,141
--------------------------------------------------------------------------
Commitments and contingencies (Note 8)
--------------------------------------------------------------------------
Stockholders' equity (Note 9)
  Common stock $.005 par value, 10,000,000 authorized,
    2,250,000 shares outstanding                                   11,250
  Additional paid-in capital                                    5,875,702
  Deficit                                                      (4,353,566)
--------------------------------------------------------------------------
Total stockholders' equity                                      1,533,386
--------------------------------------------------------------------------
                                                               $3,306,527
--------------------------------------------------------------------------
                           See accompanying notes to financial statements.

                                                   InterAction Media Corporation


                                                        Statements of Operations
--------------------------------------------------------------------------------



Year ended December 31,                          1996               1995
----------------------------------------------------------------------------


Revenues                                    $   416,113        $         -

Costs and Expenses
  Selling, general and administrative         1,779,988          1,192,891
  Depreciation                                  912,462             62,434
  Research and development                      311,838            371,990
  Interest expense                              134,761              3,315
----------------------------------------------------------------------------


Total Costs and Expenses                      3,139,049          1,630,630
----------------------------------------------------------------------------


Net Loss                                    $(2,722,936)       $(1,630,630)
----------------------------------------------------------------------------


Weighted Average Shares
  Outstanding (Note 1)                        1,402,757            971,250
----------------------------------------------------------------------------


Net Loss Per Common Share                    $    (1.94)       $     (1.68)
----------------------------------------------------------------------------
                              See accompanying notes to financial statements.

                                                   InterAction Media Corporation


                                              Statements of Stockholders' Equity
                                                                        (Note 9)
--------------------------------------------------------------------------------

                                                                                 Additional
                                                         Common Stock               Paid-in
                                                     Shares        Amount           Capital          Deficit             Total
-------------------------------------------------------------------------------------------------------------------------------
Initial capitalization for cash
  at $1.46 per share                                820,000    $    4,100    $    1,195,900   $            -   $     1,200,000

Additional capital contributions                          -             -           600,000                -           600,000

Issuance of common stock in
  exchange for certain
  contracts                                         117,143           586              (586)               -                 -

Net loss                                                  -             -                 -       (1,630,630)       (1,630,630)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                        937,143         4,686         1,795,314       (1,630,630)          169,370

Issuance of common stock                            100,000           500           199,500                -           200,000

Redeemable common stock                             (37,143)         (186)          (49,814)               -           (50,000)

Issuance of common stock in connection
with the initial public offering                  1,250,000         6,250         3,914,139                -         3,920,389

Issuance of warrants to purchase
187,500 shares of common stock                            -             -            16,563                -            16,563

Net loss                                                  -             -                 -       (2,722,936)       (2,722,936)
-------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      2,250,000    $   11,250    $    5,875,702   $   (4,353,566)  $     1,533,386
-------------------------------------------------------------------------------------------------------------------------------

                               See accompanying notes to financial statements.

                                                   InterAction Media Corporation


                                                        Statements of Cash Flows
--------------------------------------------------------------------------------

Years ended December 31,                                                              1996                   1995
-------------------------------------------------------------------------------------------------------------------
Operating Activities:
  Net loss                                                                     $(2,722,936)           $(1,630,630)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                                 912,462                 62,434
      (Increase) in accounts receivable                                           (294,598)                (2,075)
      Decrease (increase) in prepaid and other                                       1,087                (11,278)
      Decrease (increase) in other                                                  10,000                (18,000)
      (Decrease) increase in accounts payable                                      (82,283)               309,841
      (Decrease) increase in accrued liabilities                                   (48,037)                56,224
      (Decrease) increase in deferred income                                       (71,015)                71,015
-------------------------------------------------------------------------------------------------------------------
Total adjustments                                                                  427,616                468,161
-------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                           (2,295,320)            (1,162,469)
-------------------------------------------------------------------------------------------------------------------
Investing Activities:
  Capital expenditures                                                          (1,860,088)              (680,121)
-------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                           (1,860,088)              (680,121)
-------------------------------------------------------------------------------------------------------------------
Financing Activities:
  Net proceeds from issuance of common stock                                     4,086,952              1,800,000
  Proceeds from notes payable                                                    1,900,000                200,000
  Payments on notes payable                                                     (1,100,000)                     -
  Capital lease payments                                                          (329,369)              (137,261)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                        4,557,583              1,862,739
-------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                    402,175                 20,149
Cash at beginning of period                                                         20,149                      -
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $   422,324            $    20,149
-------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
  Capital lease obligations incurred for
    new equipment                                                              $    163,687            $  840,339
  Cash paid for interest                                                       $    154,502            $        -
  Cash paid for taxes                                                          $          -            $        -
-------------------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

1.    Summary of
      Accounting
      Policies

Organization and Business
-------------------------

InterAction Media Corporation ("the Company") was incorporated on December 19, 1994 (January 1, 1995 for financial statement purposes). The Company was organized for the purpose of developing and operating multimedia Kiosks installed on college and university campuses. The Kiosks disseminate information about campus services and activities as well as advertising materials for products and services. The Company was in the development stage until October 1996, at which time it began operations.

Preparation of Financial Statements
-----------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Risk
---------------------

The Company has an arrangement with a company that constructs Kiosk enclosures and electronic equipment and is therefore dependent upon the entity in connection with the delivery of the Company's product. The Company believes that other sources are available to produce this product.

Property, Equipment and Depreciation
------------------------------------

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is calculated on a straight line basis over the estimated useful lives of the respective assets, generally 18 months to 7 years.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------
Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses, notes payable and capital lease obligations. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of December 31, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Revenue Recognition
-------------------

Revenue from advertisers is recognized on a prorata basis during the period the advertisements are displayed. Revenue from magazine subscriptions is recognized at the time the advertiser receives payment from the subscriber.

Income Taxes
------------

The Company accounts for income taxes pursuant to the provisions of FASB No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has no income since inception and accordingly has not provided for income taxes.

Net Loss Per Common Share
-------------------------

Net loss per common share is based on the weighted average number of shares of common stock outstanding, as adjusted for the effects of the application of Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 83. Pursuant to SAB No. 83, common stock issued by the Company at a price less than the contemplated public offering price, is treated as outstanding for all periods presented. In that regard all shares issued through August 27, 1996 are considered issued and outstanding for all periods presented. In addition, shares issued to the Company's Chief Executive Officer at a price less than the public offering price of $4.00

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

(Note 9(e)) and options granted at prices below the initial public offering price (Note 10) are accounted for under the treasury stock method for purposes of arriving at net loss per share.

Long-Lived Assets
-----------------

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires, among other things, impairment loss of assets to be held and gains or losses from assets that are expected to be disposed of be included as a component of income from continuing operations before taxes on income. The Company adopted SFAS No. 121 as of January 1, 1996 and its implementation did not have a material effect on the financial statements.

Stock Based Compensation
------------------------

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt the fair value based method but instead will disclose the effects of the calculation required by the statement.

2.    LIQUIDITY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of operations. Since inception, the Company has been involved in the research and design of its product, the development of an organizational infrastructure, and the performance of preliminary marketing and promotional activities. The Company began to derive revenue in the fourth quarter of 1996. The Company's ultimate ability to attain profitable operations is dependent upon obtaining additional financing adequate to finance operations until the Company is able to achieve a level of sales adequate to support its cost structure. The Company anticipates, based on current plans and assumptions relating to revenues from operations (including assumptions regarding the progress and timing of installation of kiosks), that revenues from operations and additional third party funding or investment, if available, would be

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

sufficient to satisfy the Company's estimated cash requirements for the next 12 months. The Company is required and is seeking to raise additional funds during the next few months. The Company is also exploring strategic partner opportunities, pursuant to which the strategic partner would provide capital and/or services to the Company. The Company has no current arrangements with respect to, or sources of, additional financing, except for a Loan Agreement with Northern Trust Bank of Florida, N.A., which expires in December 1997 and a Master Lease Agreement with Leasing Solutions, Inc. Further borrowing under either of these agreements would require the furnishing of additional collateral that is currently unavailable to the Company. There can be no assurance that any alternative or additional financing will be available to the Company on favorable terms or at all. Through December 31, 1996, the Company has incurred losses totaling $4,353,566 and at December 31, 1996 has a deficiency in working capital of $771,932 which raises substantial doubt about the Company's ability to continue as a going concern.


3.    PROPERTY AND
      EQUIPMENT

At December 31, 1996, the Company's property and equipment is comprised of the following:

      Office furniture and equipment                     $      101,531
      Computer hardware and Kiosk equipment                   1,867,308
      Computer hardware utilized in Kiosks
        under capital leases                                  1,004,026
      Purchased software                                        511,309
      Leasehold improvements                                     60,061
-----------------------------------------------------------------------
                                                              3,544,235
      Less accumulated depreciation                             974,896
-----------------------------------------------------------------------
                                                         $    2,569,339
-----------------------------------------------------------------------

At December 31, 1996, the net book value of equipment under capital leases was approximately $574,440.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

4.    NOTE PAYABLE

At December 31, 1996, the Company had borrowed $1,000,000 under a $1,500,000 line of credit with a bank. Subsequently the line was increased to $2,400,000. Interest is payable at the bank's prime interest rate (8 1/2% at December 31, 1996) with the principal due on December 31, 1997. The loan is guaranteed by certain officers, directors, employees, and a corporation that is controlled by the personal representatives of the estate of the Company's former President.

5.    LONG-TERM
      CAPITAL LEASE
      OBLIGATIONS

The Company leases certain computer hardware and enclosures used in the Kiosks under capital leases which require equal payments over 36 month periods. Payments required during the 3 years ending December 31, 1999 are as follows:


Year ending December 31,
-----------------------------------------------------



      1997                      $    303,648
      1998                           272,192
      1999                            13,845
-----------------------------------------------------


Total minimum lease payments         589,685

Less amount representing interest    (52,289)
Less current maturities             (265,375)
-----------------------------------------------------


Long-term obligations           $    272,021
-----------------------------------------------------

6.    INCOME TAXES

At December 31, 1996, the Company had an accumulated net loss of approximately $4,300,000 for income tax purposes. The net operating loss expires in 2010 and 2011.

Realization of any portion of the approximate $1,600,000, deferred tax asset at December 31, 1996, resulting from tax deferred preoperating costs and net operating loss carryforwards, is not considered more likely than not and, accordingly, a valuation allowance has been established for the full amount of such asset. In addition, based upon certain changes in ownership of the Company's common stock that have occurred, the timing and the amount of the utilization of the net operating loss may be limited.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

7.    MAJOR
      CUSTOMERS

Four customers represent 21%, 20%, 16% and 12% of the Company's revenue for the year ended December 31, 1996.

8.    COMMITMENTS
      AND
      CONTINGENCIES

The Company occupies premises under an operating lease with annual rental payments of $76,000 through March 1, 1998 (with an option to extend for two years at $83,000 per annum). Minimum guaranteed lease payments under this lease are as follows:

            1997                              $   76,000
            1998                                  13,000
---------------------------------------------------------------


                                              $   89,000
---------------------------------------------------------------

Rent expense under the operating lease in 1996 and 1995 were approximately $57,000 and $50,000, respectively.

At December 31, 1996, $300,484 of letters of credit partially securing capital lease obligations were outstanding. The letters of credit expire one year after issuance and are guaranteed by certain shareholders and the estate of a former officer.

The Company has entered into employment agreements with two officers. Each agreement provides for a term of one year renewable annually upon mutual consent, with base annual salaries aggregating approximately $175,000. Both of the employment agreements provide that the employees may receive an incentive bonus based upon performance.

The Company has entered into a consulting agreement to retain the underwriter of the Company's initial public offering as a financial consultant for a period of two years from the consummation of the initial public offering at an annual fee of $30,000.

9.    STOCKHOLDERS'
      EQUITY

a) During 1995, the Company issued 820,000 shares of its common stock for $1,200,000 as part of the initial capitalization of the Company.


b) During 1995, the Company received $600,000 in additional capital contributions.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

c) During 1995, the Company issued 117,143 shares of its common stock to a certain founding shareholder in exchange for certain contracts with colleges and universities. The shareholder had antidilutive rights in connection with future share issuances. No value was ascribed to these contracts in the financial statements since there were no predecessor costs associated with these contracts. In May 1996, the Company entered into a Stock Redemption and Termination Agreement, as amended, with a certain director and his affiliated corporation that is a shareholder, to redeem 37,143 shares of common stock in consideration of $50,000. This director also resigned and received severance pay totaling $26,250 in semi-monthly installments payable through February 28, 1997.

d) On April 5, 1996, the Company effected a 3.748572 for 1 stock split. The components of stockholders' equity, all share and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock split.

e) In April 1996, the Company's Chief Executive Officer entered into a Stock Purchase Agreement with the Company, pursuant to which the Company issued 100,000 shares of common stock in consideration for $200,000.

f) In August 1996, the Company completed its initial public offering issuing 1,250,000 shares of common stock and redeemable warrants to purchase 1,250,000 shares of common stock. The offering raised net proceeds of approximately $3,900,000.

g) In September 1996, the Company sold the over-allotment of redeemable warrants to purchase 187,500 shares of common stock which raised net proceeds of approximately $16,500.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

10.   STOCK
      COMPENSATION
      PLAN

At December 31, 1996, the Company has a fixed stock option plan and non-plan options, which are described below.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for the plan. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

On April 5, 1996, the Company adopted a Stock Option Plan under which 265,000 shares (300,000 shares as amended) will be reserved for issuance upon exercise of the options. The Plan is designed as an incentive for retaining qualified and competent employees, directors and consultants. The Plan will be administered by a Committee of the Board of Directors. The Plan provides for granting both "incentive stock options" and non-qualified stock options.

In addition, five year non-plan options to purchase 85,000 shares at $3.00 and ten year non-plan options to purchase 19,800 shares at $2.00 were granted to certain employees and consultants (of which 1,800 were granted to consultants) during 1996. The effect of options granted to certain consultants did not have a material effect on the accompanying financial statements.

FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and net income per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: no dividend yield percent; expected volatility of 0.15; risk-free interest rates of 6.5 percent for the Plan and non-plan options.


Under the accounting provisions of FASB Statement 123, the Company's net loss and loss per share would not have differed.

                                                   InterAction Media Corporation


                                                   Notes to Financial Statements
--------------------------------------------------------------------------------

A summary of the status of the Company's fixed stock option plan and non-plan options as of December 31, 1996 and changes during the years ending on that date is presented below:

                                                   December 31, 1996
                                                   -----------------
                                                           Weighted-
                                                             Average
                                                            Exercise
                                Shares                         Price
---------------------------------------------------------------------
Outstanding at beginning
 of year                                           -       $   -
Granted                                      402,200        3.69
Exercised                                          -           -
Forfeited                                          -           -
---------------------------------------------------------------------
Outstanding at
 end of year                                 402,200        3.69
---------------------------------------------------------------------
Options exercisable
 at year-end                                 335,000        3.75
Weighted-average fair
 value of options
 granted during
 the year                                       0.23           -

The following table summarizes information about fixed stock options and non-plan options outstanding at December 31, 1996.

                   Options Outstanding                          Options Exercisable
----------------------------------------------------------  -------------------------
                                 Weighted-
                     Number        Average      Weighted-        Number     Weighted-
Range of        Outstanding      Remaining       Average    Exercisable       Average
Exercise                 at    Contractual      Exercise             at      Exercise
Prices             12/31/96           Life         Price      12/31/96          Price
-------------------------------------------------------------------------------------


$2.00 - $4.00       402,200            5.4          3.69       335,000           3.75
