Form 10-Q
period 1997-03-31
INTERACTION MEDIA CORP
filed 1997-05-15
CIK 1018145

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)    OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from : _______________ to __________________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

The number of shares of Common Stock of the issuer outstanding as of May 14, 1997 was 2,250,000.

                          INTERACTION MEDIA CORPORATION
                                TABLE OF CONTENTS




                                                                  Page No.
                                                                  --------

PART I. FINANCIAL INFORMATION

     ITEM 1 FINANCIAL STATEMENTS

      Balance Sheets as of December 31, 1996 and March 31, 1997
       (unaudited) ..................................................3

      Statements  of  Operations for the three months
        ended March 31, 1996 and 1997 (unaudited)....................4

      Statements of Cash Flows for the three months
        ended March 31, 1996 and 1997 (unaudited)....................5

      Notes to Financial Statements..................................6


      ITEM 2 PLAN OF OPERATION.......................................7


PART II. OTHER INFORMATION

      ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K ......................11


SIGNATURES..........................................................12

                          INTERACTION MEDIA CORPORATION


                                                                  Balance Sheets


                                                    December 31,       March 31,
                                                            1996            1997
                                                                     (Unaudited)
--------------------------------------------------------------------------------
ASSETS

CURRENT
  CASH                                               $   422,324    $   207,819
  ACCOUNTS RECEIVABLE                                    296,673        289,750
  PREPAID AND OTHER                                       10,191          4,000
--------------------------------------------------------------------------------

Total current assets                                     729,188        501,569
PROPERTY AND EQUIPMENT                                 2,569,339      2,269,086
OTHER                                                      8,000          8,000
--------------------------------------------------------------------------------
                                                     $ 3,306,527    $ 2,778,655

================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT
  Accounts payable                                   $   227,558    $   197,151
  Accrued liabilities                                      8,187        110,774
  Notes Payable                                        1,000,000      1,000,000
  Current portion of capital lease obligations           265,375        271,408
--------------------------------------------------------------------------------
Total current liabilities                              1,501,120      1,579,333
LONG-TERM CAPITAL LEASE OBLIGATIONS                      272,021        201,928
--------------------------------------------------------------------------------
Total liabilities                                      1,773,141      1,781,261
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Common stock $.005 par value,
  10,000,000 authorized,
  2,250,000 shares outstanding                            11,250         11,250
  Additional paid-in capital                           5,875,702      5,875,702
  Deficit                                             (4,353,566)    (4,889,558)

--------------------------------------------------------------------------------
Total stockholders' equity                             1,533,386        997,394

--------------------------------------------------------------------------------
                                                     $ 3,306,527    $ 2,778,655

================================================================================
                                 See accompanying notes to financial statements.

                                                   INTERACTION MEDIA CORPORATION


                                                        Statements of Operations



                                                           Three months
                                                          ended March 31,
                                                        1996           1997
                                                            (Unaudited)
--------------------------------------------------------------------------------

Revenues                                             $      --      $   470,696
--------------------------------------------------------------------------------

COSTS AND EXPENSES
  Selling, general and administrative                    355,153        648,631
  Depreciation                                           128,787        317,533
  Research and development                                76,482         12,698
  Interest expense (income)                               26,164         27,826
--------------------------------------------------------------------------------

TOTAL COSTS AND EXPENSES                                 586,586      1,006,688
--------------------------------------------------------------------------------

NET LOSS                                             $  (586,586)   $  (535,992)
================================================================================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                            971,250      2,250,000
================================================================================

NET LOSS PER COMMON SHARE                            $      (.60)   $      (.24)
================================================================================

                                 See accompanying notes to financial statements.

                                                   INTERACTION MEDIA CORPORATION


                                                        Statements of Cash Flows


                                                           Three months
                                                          ended March 31,
                                                        1996           1997
                                                            (Unaudited
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:

Net Loss                                             $  (586,586)   $  (535,992)

Adjustments to reconcile net loss to net cash used in operating activities:

   Depreciation                                          128,787        317,533

   (Increase) Decrease in accounts receivable            (14,285)         6,923

   Decrease in prepaid and other                           7,003          6,191

   Increase in other                                      (3,000)          --

   Increase (Decrease) in accounts payable                40,253        (30,407)

   Increase (Decrease) in accrued liabilities            (42,894)       102,587
--------------------------------------------------------------------------------
Total adjustments                                        115,864        402,827

--------------------------------------------------------------------------------
Net cash used in operating activities                   (470,722)      (133,165)

--------------------------------------------------------------------------------
INVESTING ACTIVITIES:

Capital Expenditures                                     (85,842)       (17,280)

--------------------------------------------------------------------------------
Net cash used in investing activities                    (85,842)       (17,280)

--------------------------------------------------------------------------------
FINANCING ACTIVITIES:

Notes payable                                            700,000           --

Capital lease payments                                  (111,993)       (64,060)

Deferred Offering Costs                                  (50,000)          --

--------------------------------------------------------------------------------
Net cash provided from financing activities              538,007        (64,060)

--------------------------------------------------------------------------------
Cash at beginning of period                               20,149        422,324

Cash at end of period                                $     1,592    $   207,819

================================================================================
Capital lease obligations incurred for new equipment $   113,011    $      --

Cash paid for interest                               $    30,812    $    33,678

Cash paid for taxes                                  $      --      $      --

================================================================================

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

                     These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 1996 included in the Company's Form 10-KSB.

2.    EQUITY         In August 1996, the Company completed an initial public
      TRANSACTIONS   offering of its Common Stock pursuant to which it issued
                     1,250,000 shares of Common Stock and warrants to purchase
                     1,250,000 shares of Common Stock at an exercise price of $4.40 per share, for aggregate gross proceeds of $5,125,000 and net proceeds of approximately $3,990,000.

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

GENERAL

     The Company was organized in December 1994 and is in the business of developing and operating interactive multimedia kiosks installed on college and university campuses nationwide. Since its inception, the Company has entered into contracts with schools and has made arrangements with advertisers. As of May 1, 1997, the Company has installed and has operated kiosks on 47 college campuses.

BUSINESS DEVELOPMENT

     The Company's ability to continue operations is dependent upon the Company's ability to obtain immediate additional funding.

     The Company's plan of operation previously provided for its IKE(TM) kiosk unit to be installed on 150 campuses by December 1998. While the Company has installed 47 IKE units to date and has pursued additional school contracts and presently has a backlog of in excess of 30 schools scheduled for installations, the Company does not now anticipate that any new installations will commence unless and until it has arranged for and obtained adequate financing to purchase, integrate and install the necessary equipment.

     The Company has entered into a few arrangements with national and local advertisers to date for the 1997 Summer months between school sessions. These arrangements and the Company's cash reserves are not adequate to support the expenses of the Company, and additional means of revenue or financing are being pursued. Assuming that the Company is able to obtain additional financing to continue its operations, there can be no assurance that any particular advertiser will continue its participation on IKE.

     The Company currently has 25 full-time employees, engaged in marketing, computer programming, graphic arts and administration. The Company also engages independent software developers and freelance designers for multimedia promotional development for IKE. The Company's ability to maintain its staff, however, is limited as a result of its financial resources.

RESULTS OF OPERATIONS

During the three months ended March 31, 1997, the Company generated $470,696 in revenues, compared to no revenues in the comparable first quarter of 1996. During the three months ended March 31, 1997, the Company incurred net losses of $535,992.

     Selling, general and administrative expenses of the Company for the three months ended March 31, 1997 was approximately $648,631, compared to $355,153 during the comparable first quarter of 1996. This increase was primarily due to the costs associated with operating and maintaining a network of 47 installed IKE kiosks nationwide and the related headquarters systems support.

     Depreciation expense for the three months ended March 31, 1997 was approximately $317,533, compared to $128,787 during the comparable first quarter of 1996. This increase was primarily due to the purchase, integration and installation of additional kiosks during the latter half of 1996.

     Research and development expense for the three months ended March 31, 1997 was approximately $12,698, compared to $76,482 during the comparable first quarter of 1996. This decrease reflects the Company's shift from a development stage to operational company.

     Interest expense (net) for the three months ended March 31, 1997 was approximately $27,826, compared to $26,164 during the comparable first quarter of 1996. This increase was primarily due to the Company's increased level of debt over that of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had an accumulated deficit of $4,889,558, a deficiency of working capital of $1,077,764 and stockholders' equity of $997,394. In addition the Company has incurred additional losses since that date which had a further adverse effect on the Company's working capital and stockholder's equity.

     The Company anticipates that unless third-party funding is immediately received by the Company, revenues from operations and sale of non-essential equipment will be insufficient to satisfy the Company's estimated cash requirements for the next few weeks. The Company requires additional funds during the next few weeks and continues to seek such funds. The Company also continues to explore strategic partner opportunities, pursuant to which the strategic partner would provide capital and/or services to the Company. The Company has no current arrangements with respect to, or sources of, additional financing, except for a Loan Agreement with Northern Trust Bank of Florida, N.A. ("Northern Trust") which expires in December 1997 and a Master Lease Agreement with Leasing Solutions, Inc. both of which are described below. Further borrowing under either of these agreements would require the furnishing of additional collateral that is unavailable to the Company. There can be no assurance that any alternative or additional financing will be available to the Company on favorable terms or at all. The Company's inability to obtain financing within the next few weeks will have a material adverse effect on the Company, including requiring the Company to substantially change or cease its operations. The Company's independent auditors included an explanatory paragraph in their report on the Company's December 31, 1996 financial statements stating that the Company's dependence on outside financing, lack of existing commitments from lenders to provide necessary financing, lack of sufficient working capital, and losses since inception raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's material commitments for capital expenditures include the purchase, integration and installation of up to an additional 30 IKE kiosks (version 3.0), scheduled for installation in schools currently under contract with the Company. These installations have been delayed as a result of a lack of capital funds. The Company anticipates that the sources of funds, if any, for these kiosks and subsequent kiosks will be additional borrowings, stock issuances, advertising revenue and permanent financing the Company will seek to obtain. No assurance can be given that such funds will be available to the Company and the Company has been unsuccessful to date in securing such funds.

     As a result of its inability to obtain additional financing to date, the Company's plans to commence new IKE installations by the fall of 1997 have been delayed, and additional marketing efforts have been curtailed. Should additional financing be forthcoming within the next few weeks, of which the Company has very limited expectations, the Company may be able to continue business operations.

     In November 1995, the Company and Northern Trust entered into the Loan Agreement, pursuant to which Northern Trust extended a Line of Credit to the Company in the maximum amount of $1,500,000 which, as amended, expires December 31, 1997. Subsequently, the Line of Credit was increased to $2,400,000. The amounts borrowed under the Line of Credit bear interest at Northern Trust's prime rate and interest payments have been made by the Company on a monthly basis. As of March 31, 1997, $1,000,000 principal amount is outstanding under the Line of Credit which shall become due and payable on December 31, 1997. Amounts borrowed under the Line of Credit are required to be secured by time deposits and other liquid assets. Amounts currently outstanding under the Line of Credit are secured by various assets of the Chairman of the Board of Directors, the President, the Vice President of Marketing and other employees of the Company, and Ikera Investment Corporation, a company that is controlled by the personal representatives of the estate of the Company's former President. The amounts borrowed from Northern Trust have been used as working capital for the operation of the Company's business. The Company used $1,100,000 of proceeds of its initial public offering to pay a portion of the Company's outstanding indebtedness to Northern Trust and a certain amount of the foregoing security was released. Since the Company is currently unable to provide sufficient security, the remaining amount of the Line of Credit is not available to the Company. The loan agreement with Northern Trust provides that the Company may not incur additional debt in excess of $100,000 without the consent of Northern Trust.

     In July 1995, the Company entered into a Master Lease Agreement with Leasing Solutions, Inc. pursuant to which the Company financed the acquisition of a portion of its kiosk equipment. The net book value of equipment financed under this lease as of March 31, 1997 was approximately $530,694. The agreement has a term of three years which automatically extends for successive 30 day periods after its expiration unless either party gives the other party written notice at least 90 days prior to the expiration of the original term or extended term, as the case may be. The agreement provides that the Company's obligations under the Master Lease Agreement must be secured by personal letters of credit in varying amounts based on the cost of the equipment.

     For the quarter ended March 31, 1997, net cash used in operations was approximately $133,165. This was primarily attributable to a net loss of approximately $535,992 less depreciation of approximately $317,533 net of an decrease in accounts receivable of approximately $6,923, a decrease in accounts payable of $30,407, and an increase in accrued liabilities of $102,587.

          For the quarter ended March 31, 1997, net cash used in investing activities was approximately $17,280. This was attributable to the purchase of kiosks and related equipment.

          For the quarter ended March 31, 1997, net cash used in financing activities was approximately $64,060, which consisted primarily of capital lease payments.

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K


         a.       Exhibits

                       Exhibit 27. Financial Data Schedule

         b.       Reports on Form 8-K

                        No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 INTERACTION MEDIA CORPORATION






Date:   May 14, 1997             By: /s/ Michael Burnstine
                                     -----------------------------------------
                                         Michael Burnstine
                                         President, Chief Operating Officer,
                                         Chief Financial Officer and Treasurer